Form 10-K
period 2014-12-31
Citigroup Commercial Mortgage Trust 2014-GC19
filed 2015-03-31
CIK 1600824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

333-189017-03
Commission File Number of Issuing entity:

Citigroup Commercial Mortgage Trust 2014-GC19

(Exact name of issuing entity as specified in its charter)

333-189017
(Commission File Number of depositor)

Citigroup Commercial Mortgage Securities Inc.
(Exact name of depositor as specified in its charter)

RAIT Funding, LLC
Rialto Mortgage Finance, LLC
The Bancorp Bank
Cantor Commercial Real Estate Lending, L.P.
MC-Five Mile Commercial Mortgage Finance LLC
Goldman Sachs Mortgage Company
Citigroup Global Markets Realty Corp.

(Exact name of sponsor as specified in its charter)

46-5156528 46-5168857 46-7382968
(I.R.S. Employer Identification No.)

New York
(State or other jurisdiction of incorporation or organization of the issuing entity)

c/o U.S. Bank National Association
190 S. LaSalle Street 7th Floor Chicago, Illinois
(Address of principal executive offices of issuing entity)

60603
(Zip Code)

(312) 332-7464
Registrant’s Telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not applicable

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Not applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date.
Not applicable

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
See Item 15.

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Mine Safety Disclosures.
Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6. Selected Financial Data.
Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.

Item 9B. Other Information.
None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISLCOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

Item 1112(b) of Regulation AB.
No mortgage loan in the Pool Assets for Citigroup Commercial Mortgage Trust 2014-GC19 constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB.

Item 1114(b)(2) and Item 1115(b) of Regulation AB
No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB.
Disclosure from U.S. Bank National Association (“U.S. Bank”), as Certificate Administrator and Trustee:

In June 2014, a civil complaint was filed in the Supreme Court of the State of New York, New York County, by a group of institutional investors against U.S. Bank, in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts. The plaintiffs are investment funds formed by nine investment advisors (AEGON, BlackRock, Brookfield, DZ Bank, Kore, PIMCO, Prudential, Sealink and TIAA) that purport to be bringing suit derivatively on behalf of 841 RMBS trusts that issued $771 billion in original principal amount of securities between 2004 and 2008. According to the plaintiffs, cumulative losses for these RMBS trusts equal $92.4 billion as of the date of the complaint. The complaint is one of six similar complaints filed against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo) by certain of these plaintiffs. The complaint against U.S. Bank alleges the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and asserts causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaint also asserts that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches by mortgage loan servicers and that the trustee purportedly failed to abide by appropriate standards of care following events of default. Relief sought includes money damages in an unspecified amount and equitable relief. In November 2014, the plaintiffs sought leave to voluntarily dismiss their original state court complaint and filed a substantially similar complaint in the United States District Court for the Southern District of New York. The federal civil complaint added a class action allegation and a change in the total number of named trusts to 843 RMBS trusts. In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court complaint was granted. Other cases alleging similar causes of action have previously been filed against U.S. Bank and other trustees by RMBS investors in other transactions.

There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB.
Provided previously in the prospectus supplement of the Registrant relating to the issuing entity and filed pursuant to Rule 424 of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB.
The reports on assessment of compliance with servicing criteria for asset-backed securities and related attestation reports are attached hereto under Item 15.

Item 1123 of Regulation AB.
The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List the following documents filed as a part of the report:

(1) Not applicable
(2) Not applicable
(3) Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number Description
4.1 Pooling and Servicing Agreement, dated as of March 1, 2014, between Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Situs Holdings, LLC, as operating advisor, and U.S. Bank National Association, as certificate administrator and trustee (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014, and is incorporated by reference herein).
4.2 Pooling and Servicing Agreement, dated as of January 1, 2014, (the “GS 2014-GC18 PSA”) between GS Mortgage Securities Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Deutsche Bank Trust Company Americas, as trustee, Wells Fargo Bank, National Association, as certificate administrator, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 and is incorporated by reference herein)(1)
(1) Each of the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan is part of a split loan structure comprised of the subject mortgage loan included in the issuing entity and a pari passu companion loan that is held outside the issuing entity. In the case of each of the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan, the subject mortgage loan and the related companion loan are serviced pursuant to the GS 2014-GC18 PSA.

10.1 Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities, Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to the depositor (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014, and is incorporated by reference herein).
10.2 Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to the depositor (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014, and is incorporated by reference herein).
10.3 Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between MC-Five Mile Commercial Mortgage Finance LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which MC-Five Mile Commercial Mortgage Finance LLC sold certain mortgage loans to the depositor (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014, and is incorporated by reference herein).
10.4 Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between Cantor Commercial Real Estate Lending, L.P. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Cantor Commercial Real Estate Lending, L.P. sold certain mortgage loans to the depositor (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014, and is incorporated by reference herein).
10.5 Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between The Bancorp Bank and Citigroup Commercial Mortgage Securities Inc., pursuant to which The Bancorp Bank sold certain mortgage loans to the depositor (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014, and is incorporated by reference herein).
10.6 Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between Rialto Mortgage Finance, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Rialto Mortgage Finance, LLC sold certain mortgage loans to the depositor (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014, and is incorporated by reference herein).
10.7 Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between RAIT Funding, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which RAIT Funding, LLC sold certain mortgage loans to the depositor (filed as Exhibit 10.7 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014, and is incorporated by reference herein).

31 Rule 15d-14(d) Certification
33. Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
33.1 Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer
33.2 Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer
33.3 Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor
33.4 Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator
33.5 Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant
33.6 Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant
33.7 Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 33.1)
33.8 Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
33.9 Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
33.10 Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 33.5)
33.11 Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 33.6)
33.12 Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as trustee for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
33.13 Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
33.14 Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer
34.2 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer
34.3 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor
34.4 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator
34.5 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant
34.6 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant
34.7 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 34.1)
34.8 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
34.9 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
34.10 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 34.5)
34.11 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 34.6)
34.12 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as trustee for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
34.13 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
34.14 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
35.1 Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer
35.2 Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer
35.3 Servicer compliance statement, U.S. Bank National Association, as certificate administrator
35.4 Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
35.5 Servicer compliance statement, LNR Partners, LLC, as special servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
35.6 Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the CityScape – East Office/Retail mortgage loan under the GS 2014-GC18 PSA
35.7 Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.
(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 31, 2015

Citigroup Commercial Mortgage Securities Inc.
(Depositor)

/s/ Paul Vanderslice
Name: Paul Vanderslice
Title: Vice President

EXHIBIT INDEX

Exhibit Number Description
4.1 Pooling and Servicing Agreement, dated as of March 1, 2014, between Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Situs Holdings, LLC, as operating advisor, and U.S. Bank National Association, as certificate administrator and trustee (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014, and is incorporated by reference herein).
4.2 Pooling and Servicing Agreement, dated as of January 1, 2014, (the “GS 2014-GC18 PSA”) between GS Mortgage Securities Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Deutsche Bank Trust Company Americas, as trustee, Wells Fargo Bank, National Association, as certificate administrator, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 and is incorporated by reference herein)(1)
(1) Each of the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan is part of a split loan structure comprised of the subject mortgage loan included in the issuing entity and a pari passu companion loan that is held outside the issuing entity. In the case of each of the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan, the subject mortgage loan and the related companion loan are serviced pursuant to the GS 2014-GC18 PSA.

10.1 Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities, Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to the depositor (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014, and is incorporated by reference herein).
10.2 Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to the depositor (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014, and is incorporated by reference herein).
10.3 Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between MC-Five Mile Commercial Mortgage Finance LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which MC-Five Mile Commercial Mortgage Finance LLC sold certain mortgage loans to the depositor (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014, and is incorporated by reference herein).
10.4 Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between Cantor Commercial Real Estate Lending, L.P. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Cantor Commercial Real Estate Lending, L.P. sold certain mortgage loans to the depositor (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014, and is incorporated by reference herein).
10.5 Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between The Bancorp Bank and Citigroup Commercial Mortgage Securities Inc., pursuant to which The Bancorp Bank sold certain mortgage loans to the depositor (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014, and is incorporated by reference herein).
10.6 Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between Rialto Mortgage Finance, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Rialto Mortgage Finance, LLC sold certain mortgage loans to the depositor (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014, and is incorporated by reference herein).
10.7 Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between RAIT Funding, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which RAIT Funding, LLC sold certain mortgage loans to the depositor (filed as Exhibit 10.7 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014, and is incorporated by reference herein).

31 Rule 15d-14(d) Certification
33.1 Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer
33.2 Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer
33.3 Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor
33.4 Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator
33.5 Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant
33.6 Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant
33.7 Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 33.1)
33.8 Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
33.9 Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
33.10 Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 33.5)
33.11 Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 33.6)
33.12 Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as trustee for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
33.13 Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
33.14 Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer
34.2 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer
34.3 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor
34.4 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator
34.5 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant
34.6 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant
34.7 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 34.1)
34.8 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
34.9 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
34.10 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 34.5)
34.11 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 34.6)
34.12 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as trustee for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
34.13 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
34.14 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
35.1 Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer
35.2 Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer
35.3 Servicer compliance statement, U.S. Bank National Association, as certificate administrator
35.4 Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
35.5 Servicer compliance statement, LNR Partners, LLC, as special servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
35.6 Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the CityScape – East Office/Retail mortgage loan under the GS 2014-GC18 PSA
35.7 Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA