Form 10-K
Citigroup Commercial Mortgage Trust 2014-GC19
filed 2016-03-30
CIK 1600824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

333-189017-03
(Commission File Number of Issuing entity)
0001600824
(Central Index Key Number of issuing entity)

Citigroup Commercial Mortgage Trust 2014-GC19

(Exact name of issuing entity as specified in its charter)

333-189017
(Commission File Number of depositor)
0001258361
(Central Index Key Number of depositor)

Citigroup Commercial Mortgage Securities Inc.
(Exact name of depositor as specified in its charter)

Citigroup Global Markets Realty Corp.
(Central Index Key Number: 0001541001)
Goldman Sachs Mortgage Company
(Central Index Key Number: 0001541502)
MC-Five Mile Commercial Mortgage Finance LLC
(Central Index Key Number: 0001576832)
Cantor Commercial Real Estate Lending, L.P.
(Central Index Key Number: 0001558761)
The Bancorp Bank
(Central Index Key Number: 0001505494)
Rialto Mortgage Finance, LLC
(Central Index Key Number: 0001592182)
RAIT Funding, LLC
(Central Index Key Number: 0001587045)
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

Item 1117 of Regulation AB.
Disclosure from U.S. Bank National Association (“U.S. Bank”), as Certificate Administrator and Trustee:

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities ("RMBS") trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 794 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

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

Item 1119 of Regulation AB.
Provided previously in the prospectus supplement of the Registrant relating to the issuing entity and filed on March 20, 2014 pursuant to Rule 424(b)(5) of the Securities Act of 1933, as amended.

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

31 Rule 13a-14(d)/15d-14(d) Certifications.
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

Date:	March 30, 2016

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

31 Rule 13a-14(d)/15d-14(d) Certifications.
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