Form 10-K
period 2016-12-31
Citigroup Commercial Mortgage Trust 2014-GC19
filed 2017-03-30
CIK 1600824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

(a) List the following documents filed as a part of the report:

(1) Not applicable
(2) Not applicable
(3) Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number Description
4.1 Pooling and Servicing Agreement, dated as of March 1, 2014, between Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Situs Holdings, LLC, as operating advisor, and U.S. Bank National Association, as certificate administrator and trustee (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).
4.2 Pooling and Servicing Agreement, dated as of January 1, 2014, (the “GS 2014-GC18 PSA”) between GS Mortgage Securities Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Deutsche Bank Trust Company Americas, as trustee, Wells Fargo Bank, National Association, as certificate administrator, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein)(1)
(1) Each of the CityScape – East Office/Retail mortgage loan (which represented approximately 8.4% of the initial pool balance of the issuing entity) and the 1500 Spring Garden mortgage loan (which represented approximately 6.8% of the initial pool balance of the issuing entity) is part of a split loan structure comprised of the subject mortgage loan included in the issuing entity and a pari passu companion loan that is held outside the issuing entity. In the case of each of the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan, the subject mortgage loan and the related companion loan are serviced pursuant to the GS 2014-GC18 PSA.

10.1 Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities, Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to the depositor (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).
10.2 Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to the depositor (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).
10.3 Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between MC-Five Mile Commercial Mortgage Finance LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which MC-Five Mile Commercial Mortgage Finance LLC sold certain mortgage loans to the depositor (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).
10.4 Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between Cantor Commercial Real Estate Lending, L.P. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Cantor Commercial Real Estate Lending, L.P. sold certain mortgage loans to the depositor (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).
10.5 Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between The Bancorp Bank and Citigroup Commercial Mortgage Securities Inc., pursuant to which The Bancorp Bank sold certain mortgage loans to the depositor (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).
10.6 Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between Rialto Mortgage Finance, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Rialto Mortgage Finance, LLC sold certain mortgage loans to the depositor (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).
10.7 Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between RAIT Funding, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which RAIT Funding, LLC sold certain mortgage loans to the depositor (filed as Exhibit 10.7 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.
33.1 Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer
33.2 Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer
33.3 Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor
33.4 Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator
33.5 Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant
33.6 Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant
33.7 Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 33.1)
33.8 Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
33.9 Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
33.10 Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 33.5)
33.11 Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 33.6)
33.12 Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
33.13 Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer
34.2 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer
34.3 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor
34.4 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator
34.5 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant
34.6 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant
34.7 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 34.1)
34.8 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
34.9 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
34.10 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 34.5)
34.11 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 34.6)
34.12 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
34.13 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
35.1 Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer
35.2 Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer
35.3 Servicer compliance statement, U.S. Bank National Association, as certificate administrator
35.4 Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
35.5 Servicer compliance statement, LNR Partners, LLC, as special servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
35.6 Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.
(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 30, 2017

Citigroup Commercial Mortgage Securities Inc.
(Depositor)

/s/ Paul Vanderslice
Name: Paul Vanderslice
Title: President

EXHIBIT INDEX

Exhibit Number Description
4.1 Pooling and Servicing Agreement, dated as of March 1, 2014, between Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Situs Holdings, LLC, as operating advisor, and U.S. Bank National Association, as certificate administrator and trustee (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).
4.2 Pooling and Servicing Agreement, dated as of January 1, 2014, (the “GS 2014-GC18 PSA”) between GS Mortgage Securities Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Deutsche Bank Trust Company Americas, as trustee, Wells Fargo Bank, National Association, as certificate administrator, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein)(1)
(1) Each of the CityScape – East Office/Retail mortgage loan (which represented approximately 8.4% of the initial pool balance of the issuing entity) and the 1500 Spring Garden mortgage loan (which represented approximately 6.8% of the initial pool balance of the issuing entity) is part of a split loan structure comprised of the subject mortgage loan included in the issuing entity and a pari passu companion loan that is held outside the issuing entity. In the case of each of the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan, the subject mortgage loan and the related companion loan are serviced pursuant to the GS 2014-GC18 PSA.

10.1 Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities, Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to the depositor (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).
10.2 Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to the depositor (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).
10.3 Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between MC-Five Mile Commercial Mortgage Finance LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which MC-Five Mile Commercial Mortgage Finance LLC sold certain mortgage loans to the depositor (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).
10.4 Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between Cantor Commercial Real Estate Lending, L.P. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Cantor Commercial Real Estate Lending, L.P. sold certain mortgage loans to the depositor (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).
10.5 Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between The Bancorp Bank and Citigroup Commercial Mortgage Securities Inc., pursuant to which The Bancorp Bank sold certain mortgage loans to the depositor (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).
10.6 Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between Rialto Mortgage Finance, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Rialto Mortgage Finance, LLC sold certain mortgage loans to the depositor (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).
10.7 Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between RAIT Funding, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which RAIT Funding, LLC sold certain mortgage loans to the depositor (filed as Exhibit 10.7 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.
33.1 Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer
33.2 Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer
33.3 Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor
33.4 Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator
33.5 Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant
33.6 Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant
33.7 Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 33.1)
33.8 Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
33.9 Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
33.10 Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 33.5)
33.11 Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 33.6)
33.12 Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
33.13 Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer
34.2 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer
34.3 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor
34.4 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator
34.5 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant
34.6 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant
34.7 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 34.1)
34.8 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
34.9 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
34.10 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 34.5)
34.11 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 34.6)
34.12 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
34.13 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
35.1 Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer
35.2 Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer
35.3 Servicer compliance statement, U.S. Bank National Association, as certificate administrator
35.4 Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
35.5 Servicer compliance statement, LNR Partners, LLC, as special servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA
35.6 Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA