Form 10-K
period 2017-12-31
Citigroup Commercial Mortgage Trust 2014-GC19
filed 2018-03-29
CIK 1600824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Not applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐   No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

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

See Item 15.

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6. Selected Financial Data.

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Item 1117 of Regulation AB.

No information to report for the period covered by this annual report on Form 10-K.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List the following documents filed as a part of the report:

(1) Not applicable

(2) Not applicable

(3) Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit	Number Description

4.1	Pooling and Servicing Agreement, dated as of March 1, 2014, between Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Situs Holdings, LLC, as operating advisor, and U.S. Bank National Association, as certificate administrator and trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of January 1, 2014 (the “GS 2014-GC18 PSA”), between GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Deutsche Bank Trust Company Americas, as trustee, Wells Fargo Bank, National Association, as certificate administrator, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein)(1)

(1)	Each of the CityScape – East Office/Retail mortgage loan (which represented approximately 8.4% of the initial pool balance of the issuing entity) and the 1500 Spring Garden mortgage loan (which represented approximately 6.8% of the initial pool balance of the issuing entity) is part of a split loan structure comprised of the subject mortgage loan included in the issuing entity and a related pari passu companion loan that is held outside the issuing entity. In the case of each of the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan, the subject mortgage loan and the related companion loan are serviced pursuant to the GS 2014-GC18 PSA.

10.1	Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).

10.3	Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between MC-Five Mile Commercial Mortgage Finance LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which MC-Five Mile Commercial Mortgage Finance LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).

10.4	Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between Cantor Commercial Real Estate Lending, L.P. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Cantor Commercial Real Estate Lending, L.P. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).

10.5	Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between The Bancorp Bank and Citigroup Commercial Mortgage Securities Inc., pursuant to which The Bancorp Bank sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).

10.6	Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between Rialto Mortgage Finance, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Rialto Mortgage Finance, LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).

10.7	Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between RAIT Funding, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which RAIT Funding, LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.7 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 33.1)

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 33.5)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 33.6)

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 34.1)

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 34.5)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 34.6)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA

35	Servicer compliance statements.

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

35.2	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

35.3	Servicer compliance statement, U.S. Bank National Association, as certificate administrator

35.4	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA

35.5	Servicer compliance statement, LNR Partners, LLC, as special servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA

35.6	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2018

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Paul Vanderslice

Name: Paul Vanderslice

Title: President