Form 10-K
period 2019-12-31
Citigroup Commercial Mortgage Trust 2014-GC19
filed 2020-03-26
CIK 1600824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

60603

(Zip Code)

(312) 332-7464

Registrant’s Telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

Omitted.

ADDITIONAL DISCLOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

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

Item 1117 of Regulation AB.

Disclosure from U.S. Bank National Association, as Trustee:

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default. Currently, U.S. Bank is a defendant in multiple actions alleging individual or class action claims against it.

U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.). The complaint, which was later amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and servicing of the student loans.

U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the lawsuit are without merit.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, U.S. Bank requested a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are being litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.

U.S. Bank intends to continue to defend this lawsuit vigorously.

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

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”. The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below. (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward. Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control. (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of the assets backing the asset-backed securities covered in this Form 10-K report.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year. Errors relating to certain Schedule AL Files during 2019 were identified during the related audit. Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Item 1123 of Regulation AB.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List the following documents filed as a part of the report:

(1) Not applicable

(2) Not applicable

(3) Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit	Number Description

4.1	Pooling and Servicing Agreement, dated as of March 1, 2014, between Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Situs Holdings, LLC, as operating advisor, and U.S. Bank National Association, as certificate administrator and trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of January 1, 2014 (the “GS 2014-GC18 PSA”), between GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Deutsche Bank Trust Company Americas, as trustee, Wells Fargo Bank, National Association, as certificate administrator, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein)(1)

(1)	Each of the CityScape – East Office/Retail mortgage loan (which represented approximately 8.4% of the initial pool balance of the issuing entity) and the 1500 Spring Garden mortgage loan (which represented approximately 6.8% of the initial pool balance of the issuing entity) is part of a split loan structure comprised of the subject mortgage loan included in the issuing entity and a related pari passu companion loan that is held outside the issuing entity. In the case of each of the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan, the subject mortgage loan and the related companion loan are serviced pursuant to the GS 2014-GC18 PSA.

10.1	Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).

10.3	Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between MC-Five Mile Commercial Mortgage Finance LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which MC-Five Mile Commercial Mortgage Finance LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).

10.4	Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between Cantor Commercial Real Estate Lending, L.P. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Cantor Commercial Real Estate Lending, L.P. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).

10.5	Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between The Bancorp Bank and Citigroup Commercial Mortgage Securities Inc., pursuant to which The Bancorp Bank sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).

10.6	Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between Rialto Mortgage Finance, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Rialto Mortgage Finance, LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).

10.7	Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between RAIT Funding, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which RAIT Funding, LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.7 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the GS 2014-GC18 PSA, pursuant to which the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan are serviced (see Exhibit 33.1)

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 33.5)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 33.6)

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the GS 2014-GC18 PSA, pursuant to which the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan are serviced (see Exhibit 34.1)

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 34.5)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 34.6)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA

35	Servicer compliance statements.

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

35.2	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

35.3	Servicer compliance statement, U.S. Bank National Association, as certificate administrator

35.4	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer under the GS 2014-GC18 PSA, pursuant to which the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan are serviced

35.5	Servicer compliance statement, LNR Partners, LLC, as special servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA

35.6	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2020

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson

Name: Richard Simpson

Title: President