Form 10-K
period 2020-12-31
Citigroup Commercial Mortgage Trust 2014-GC19
filed 2021-03-29
CIK 1600824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐   No   ☒

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

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”). The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans. Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.

U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the NCMSLT Action are without merit.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans (the “Consolidated Action”). U.S. Bank and other parties to the Consolidated Action have briefed and argued motions for judgment on the pleadings pursuant to Chancery Court Rule 12(c) regarding disputed issues of contractual interpretation at issue in one or more of the cases comprising the Consolidated Action, including the NCMSLT Action. The Court has not yet ruled on these motions or on U.S. Bank’s dismissal motion in the NCMSLT Action.

U.S. Bank intends to continue to defend the NCMSLT Action vigorously.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List the following documents filed as a part of the report:

(1) Not applicable

(2) Not applicable

(3) Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit	Number Description

4.1	Pooling and Servicing Agreement, dated as of March 1, 2014, between Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Situs Holdings, LLC, as operating advisor, and U.S. Bank National Association, as certificate administrator and trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of January 1, 2014 (the “GS 2014-GC18 PSA”), between GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Deutsche Bank Trust Company Americas, as trustee, Wells Fargo Bank, National Association, as certificate administrator, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein)(1)

(1)	Each of the CityScape – East Office/Retail mortgage loan (which represented approximately 8.4% of the initial pool balance of the issuing entity) and the 1500 Spring Garden mortgage loan (which represented approximately 6.8% of the initial pool balance of the issuing entity) is part of a split loan structure comprised of the subject mortgage loan included in the issuing entity and a related pari passu companion loan that is held outside the issuing entity. In the case of each of the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan, the subject mortgage loan and the related companion loan are serviced pursuant to the GS 2014-GC18 PSA.

10.1	Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).

10.3	Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between MC-Five Mile Commercial Mortgage Finance LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which MC-Five Mile Commercial Mortgage Finance LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).

10.4	Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between Cantor Commercial Real Estate Lending, L.P. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Cantor Commercial Real Estate Lending, L.P. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).

10.5	Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between The Bancorp Bank and Citigroup Commercial Mortgage Securities Inc., pursuant to which The Bancorp Bank sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).

10.6	Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between Rialto Mortgage Finance, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Rialto Mortgage Finance, LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).

10.7	Mortgage Loan Purchase Agreement, dated as of March 1, 2014, between RAIT Funding, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which RAIT Funding, LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.7 to the registrant’s Current Report on Form 8-K dated March 20, 2014, and filed by the registrant on March 20, 2014 under Commission File No. 333-189017-03, and is incorporated by reference herein).

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities. (This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as certificate administrator under the GS 2014-GC18 PSA, because the certificate administrator under such pooling and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.)

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the GS 2014-GC18 PSA, pursuant to which the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan are serviced (see Exhibit 33.1)

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 33.5)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 33.6)

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the GS 2014-GC18 PSA, pursuant to which the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan are serviced (see Exhibit 34.1)

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 34.5)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA (see Exhibit 34.6)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the CityScape – East Office/Retail mortgage loan and the 1500 Spring Garden mortgage loan under the GS 2014-GC18 PSA

35

Servicer compliance statements. (This annual report on Form 10-K does not include the servicer compliance statement of Wells Fargo Bank, National Association, as certificate administrator under the GS 2014-GC18 PSA, because the certificate administrator under such pooling and servicing agreement is not a "servicer" that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.)

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

Date: March 29, 2021

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson

Name: Richard Simpson

Title: President