Form 10-K
period 2024-12-31
Citigroup Commercial Mortgage Trust 2014-GC19
filed 2025-03-28
CIK 1600824

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Not applicable

EXPLANATORY NOTES

1.           Effective as of February 2, 2022, Midland Loan Services, a Division of PNC Bank was terminated as the special servicer under the CGCMT 2014-GC19 PSA and LNR Partners, LLC has been appointed to act as successor special servicer under the CGCMT 2014-GC19 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on February 3, 2022 under Commission File No. 333-189017-03.

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

Date: March 28, 2025

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson

Name: Richard Simpson

Title: President